Form 10-Q
period 1995-10-12
LEHMAN CMO INC
filed 1995-10-13
CIK 742454

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q
       (Mark one)
 [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended August 31, 1995

                             or

 [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 0R 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____ to ____

               Commission File Number: 1-6817

                     LEHMAN CMO INC.
   (Exact name of registrant as specified in its charter)



Maryland                                                 77-2022794
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

200 Vesey Street, 20th Floor, New York, NY                          10285
(Address of principal executive offices)                          (Zip Code)

                              212-526-5594
    (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X                       No ___

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1995.

THE  REGISTRANT  MEETS THE CONDITIONS SET FORTH  IN  GENERAL
INSTRUCTION  H(1)(a) AND (b) OF FORM 10-Q AND  THEREFORE  IS
FILING   THIS  FORM  WITH  THE  REDUCED  DISCLOSURE   FORMAT
CONTEMPLATED THEREBY.


                            INDEX

                       LEHMAN CMO INC.

Cover
Index                                                               Page

PART I    FINANCIAL INFORMATION

               Item 1 - Financial Statements                       2 - 9
               Item 2 - Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                       10

PART II   OTHER INFORMATION

               Item 1 - Legal Proceedings                            11

               Item 2 - Changes in Securities                        11

               Item 3 - Defaults Upon Senior Securities              11

               Item 4 - Submission of Matters to a Vote of
                    Security Holders                                 11

               Item 5 - Other Information                            11

               Item 6 - Exhibits and Reports on Form 8-K             11


SIGNATURES                                                           12






               PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


                       LEHMAN CMO INC.
                INDEX to FINANCIAL STATEMENTS


                         __________



Statements of Operations for the three months
ended August 31, 1995 and 1994                                        3

Statements of Operations for the nine months ended August
31, 1995 and eight months ended August 31, 1994                       4

Statements of Financial Condition as of
August 31, 1995 and November 30, 1994                                 5

Statements of Cash Flows for the nine months ended August
31, 1995 and eight months ended August 31, 1994                       6


Notes to Financial Statements                                       7 - 9


                            LEHMAN CMO INC.
                      STATEMENTS of OPERATIONS

                              (Unaudited)


                                                  Three months ended
                                               August 31,      August 31,
                                                  1995            1994

Revenues:

    Interest                                  $       75           465

Expenses:
    Compensation                                   5,000         5,000

    General and administrative                    11,513         6,626


                                                  16,513        11,626

Loss before income tax benefit                   (16,438)      (11,161)

Income tax benefit                                (7,570)       (5,140)

Net loss                                     $    (8,868)       (6,021)




             See notes to financial statements.


                       LEHMAN CMO INC.
                  STATEMENTS of OPERATIONS

                         (Unaudited)


                                                   Nine         Eight
                                                  months        Months
                                                  ended         ended
                                                August 31,    August 31,
                                                   1995          1994

Revenues:

    Interest                                        203         1,265

Expenses:
    Compensation                                 15,000        13,333

    General and administrative                   23,097        21,354

                                                 38,097        34,687

Loss before income tax benefit                  (37,894)      (33,422)

Income tax benefit                              (17,450)      (15,391)

Net loss                                    $   (20,444)      (18,031)




             See notes to financial statements.


                     LEHMAN CMO INC.
              STATEMENTS of FINANCIAL CONDITION


                           ASSETS


                                             August 31,       November 30,
                                                1995            1994
                                             (Unaudited)

Cash                                         $    14,824          14,595
Income taxes receivable from affiliate            86,806          69,356

                                                 101,630          83,951


            LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Payables to affiliates                   $    39,365          27,524
   Other liabilities and accrued expenses           539             510

             Total liabilities                   39,904          28,034

Stockholder's equity:

   Common stock, $1 par value;100 shares
   authorized, issued and outstanding               100             100
   Additional paid-in capital                    36,153           9,900
   Retained earnings                             25,473          45,917

    Total stockholder's equity                   61,726          55,917


                                            $   101,630          83,951




               see notes to financial statements

                       LEHMAN CMO INC.

                  STATEMENTS of CASH FLOWS

                         (Unaudited)

                                                     Nine           Eight
                                                    months          months
                                                    ended           ended
                                                   August 31,      August 31,
                                                     1995            1994

Cash flows from operating activities:

  Net loss                                  $       (20,444)          (18,031)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Effect of changes in operating assets
        and liabilities:
         Income taxes receivable from affiliate    ( 17,450)          (15,391)
         Payables to affiliates                      11,841            12,570
         Other liabilities and accrued expenses          29            (1,559)

            Total adjustments                        (5,580)           (4,380)

            Net cash used in operating activities   (26,024)          (22,411)

Cash flows from financing activities:

  Capital contributions by parent                    26,253                -

          Cash provided by financing activities      26,253                -

Net increase (decrease) in cash                         229           (22,411)

Cash at the beginning of the period                  14,595           159,040

            Cash at the end of the period            14,824           136,629




             See notes to financial statements.



1.   Organization:

     Lehman CMO Inc. (the "Company") is a special purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass- through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

     The  Company  derives  its income from  trading  and/or
     interest earned on securities owned. Trading income includes the profit (loss) from the issuance and sale of securities and valuing securities owned, if any, at market value.

     The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the nine months ended August 31, 1995. As of August 31, 1995, approximately $816 million was available for issuance under the registration statements referred to above.

     The Company has issued Bonds collateralized by Certificates. The Company has surrendered all future economic interests in the Bonds, Certificates and Collateral. According to the terms of the various trust agreements, the Bond and Certificate holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds and Certificates have been removed from the accompanying Statements of Financial Condition.

     During the nine months ended August 31, 1995, LCPI made capital contributions to the Company of $26,253.

 2.  Summary of Significant Accounting Policies:

     Income Taxes:

     The Company is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax benefit on a separate return basis in accordance with a tax allocation agreement between Holdings and its subsidiaries. The benefit for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

 3.  Related Party Transactions:

     All Certificates used to collateralize the Bonds are purchased from and recorded at an affiliate's carrying value, which for broker/dealer affiliates represents market value.

     Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI, and/or other affiliates of the Company.

     Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $15,000 for the nine months ended August 31, 1995 and $13,333 for the eight months ended August 31, 1994 are included in general and administrative expenses in the accompanying Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

     Compensation expense includes amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company.

     The Company believes that amounts arising through related party transactions, including fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

 4.  Financial Instruments with Off-Balance Sheet Risk and
     Concentration of Credit Risk:

     The Company's activities are principally conducted with brokers, dealers and financial institutions. At August
     31, 1995, the Company had no material individual counterparty concentration of credit risk.

 5.  Fair Value of Financial Instruments:

     Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statements of Financial Condition.

 6.  Change of Fiscal Year-End:

     During 1994, the Company changed its year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers. In conjunction with the decision to change its year-end, the Company is reporting its third quarter 1994 results on the basis of its new fiscal year.

     PART I - FINANCIAL INFORMATION, continued

Item 2    Management's Discussion and Analysis of Financial
     Condition and Results of Operations

     Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months ended August 31, 1995 and eight monhts ended August 31, 1994.

     During the nine months ended August 31, 1995 and eight months ended August 31, 1994, the Company had no issuances of securities. As such, no related income was recorded.

     Interest income decreased from $1,265 and $465 during the eight months and quarter ended August 31, 1994 to $203 and $75 during the nine months and quarter ended
     August 31, 1995 principally due to a decrease in interest bearing deposits.

     General and administrative expenses includes management fees of $15,000 for the nine months ended August 31, 1995 and $13,333 for the eight months ended August 31, 1994.



                 PART II - OTHER INFORMATION



     The following items have been omitted as inapplicable or not required under general instruction H(2)(a) and
     (b) of Form 10-Q:

               Item 1 - Legal Proceedings

               Item 2 - Changes in Securities

               Item 3 - Defaults Upon Senior Securities

               Item 4 - Submission of Matters to a Vote of
                        Security Holders

               Item 5 - Other Information

               Item 6 - Exhibits and Reports on Form 8-K

                         SIGNATURES



     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   LEHMAN CMO INC.
                                   (Registrant)







Date: October 12, 1995             /S/  Neal Leonard
                                   Neal Leonard
                                   President


Date: October 12, 1995             /S/  David Goldfarb
                                   David Goldfarb
                                   Controller