Form 10-K
LEHMAN CMO INC
filed 1996-02-26
CIK 742454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[x]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1995

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________
                         Commission File Number: 1-6817


                                 LEHMAN CMO INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                                  77-2022794
(State or other jurisdiction of                                 (I.R.S.Employer
 incorporation or organization)                              Identification No.)

200 Vesey Street, 20th Floor, New York, NY                                 10285
(Address of principal executive offices)                              (Zip Code)

                                  212-526-5594
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12 (b) of
                                    the Act:

                                                         Name of Each Exchange
Title of Each Class                                        on which registered
          None                                                    None

               Securities registered pursuant to Section 12 (g) of
                                    the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes X No .

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of February 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX
                                 LEHMAN CMO INC.


Cover                                                                      Page

PART I
             Item 1 - Business ..........................................   1

             Item 2 - Properties ........................................   1

             Item 3 - Legal Proceedings .................................   1

             Item 4 - Submission of Matters to a Vote of Security Holders   1

PART II
             Item 5 - Market for Registrant's Common Stock
                      and Related Stockholder Matters ..............        2

             Item 6 - Selected Financial Data ...........................   2

             Item 7 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations         2

             Item 8 - Financial Statements and Supplementary Data .......   3

             Item 9 - Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure .......       3

PART III
             Item 10 - Directors and Executive Officers
                       of the Registrant ...........................        3

             Item 11 - Executive Compensation ...........................   3

             Item 12 - Security Ownership of Certain Beneficial
                       Owners and Management .......................        3

             Item 13 - Certain Relationships and Related Transactions ...   3

PART IV
             Item 14 - Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K .....................        4

Signatures ..........................................................       5

                                     PART I

ITEM 1            Business

                  Lehman CMO Inc. (the "Company") was incorporated in the State of Maryland on March 14, 1984 as a special purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds ("the Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

                  The Company derives its income from trading and/or interest earned on securities owned. Trading income includes profit
                  (loss) from the issuance and sale of securities and valuing Bonds owned, if any, at market value.

                  The Bonds may be sold by the Company in one or more series on terms to be determined at the time of the sale. Each series of Bonds will consist of one or more sequences. The Bonds of each series will be collateralized by "fully modified pass-through" mortgage-backed certificates guaranteed as to the full and timely payment of principal and interest by the Government National Mortgage Association, which guaranty is backed by the full faith and credit of the United States Government; by guaranteed mortgage pass-through certificates issued and guaranteed as to the full and timely payment of principal and interest by the Federal National Mortgage Association; by mortgage participation certificates issued and guaranteed as to the full and timely payment of interest and the ultimate payment of principal by the Federal Home Loan Mortgage Corporation, or by a combination of such Certificates.

                  The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in the principal amount not to exceed $5.5 billion. As of November 30, 1995, approximately $816.0 million was available for issuance under the registration statements referred to above.

ITEM 2            Properties

                  The Company owns no physical properties.

ITEM 3            Legal Proceedings

                  There are no pending legal proceedings.

ITEM 4            Submission of Matters to a Vote of Security Holders

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 4 is omitted.


                                     PART II

ITEM 5            Market for Registrant's Common Stock and Related
                  Stockholder Matters

                  The Company's sole class of capital stock is its $1.00 par value common stock, which is all owned by LCPI. There is no public market for such common stock.

ITEM 6            Selected Financial Data

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 6 is omitted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

                  Set forth below is management's discussion and analysis of financial condition and results of operations for the twelve months ended November 30, 1995, eleven months ended November 30, 1994, and twelve months ended December 31, 1993, respectively.

                  For the twelve months ended November 30, 1995 and eleven months ended November 30, 1994:

                  No Bonds were issued during the twelve months ended November 30, 1995. As such, no related revenues were generated during the twelve months ended November 30, 1995. Interest income decreased from $1,823 during the eleven months ended November 30, 1994 to $306 during the twelve months ended November 30, 1995 as a result of a decrease in interest bearing deposits during the period. General and administrative expenses includes management fees of $20,000 during the twelve months ended November 30, 1995 and $18,337 during the eleven months ended November 30, 1994.

                  For the eleven months ended November 30, 1994 and twelve months ended December 31, 1993:

                  No Bonds were issued during the eleven months ended November 30, 1994 and twelve months ended December 31, 1993. As such, no related revenues were generated during either period. Interest income decreased from $3,950 during the twelve months ended December 31, 1993 to $1,823 during the eleven months ended November 30, 1994 as a result of a decrease in interest bearing deposits during the period. General and administrative expenses includes management fees of $18,337 during the eleven months ended November 30, 1994 and $20,000 during the twelve months ended December 31, 1993.

ITEM 8            Financial Statements and Supplementary Data

                  The financial statements required by this Item and included in this Report are referenced in the index appearing on page F-1.

ITEM 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  Not applicable.

                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 10 is omitted.

ITEM 11           Executive Compensation

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 11 is omitted.

ITEM 12           Security Ownership of Certain Beneficial Owners and
                  Management

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 12 is omitted.

ITEM 13           Certain Relationships and Related Transactions

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 13 is omitted.

                                     PART IV

ITEM 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)  (1) and (2) Financial Statements and Schedules

                        See Index to Financial Statements appearing on Page F-1

                       (3) Exhibits

                           Not applicable

                  (b)   Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LEHMAN CMO INC.
                                  (Registrant)


                                                       By:    NEAL LEONARD
                                                              Neal Leonard
                                                              President


Date: February 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE ....................      POSITION                   DATE

NEAL LEONARD .................      President                  February 23, 1996
Neal Leonard

DAVID GOLDFARB ...............      Controller                 February 23, 1996
David Goldfarb

BRIAN R. ZIPP ................      Director                   February 23, 1996
Brian R. Zipp

MICHAEL J. O'HANLON ..........      Chairman and Director      February 23, 1996
Michael J. O'Hanlon

                                 LEHMAN CMO INC.

                          INDEX to FINANCIAL STATEMENTS


Report of Independent Auditors .......................................   F-2

Statements of  Operations  for the twelve  months  ended  November 30,
  1995, eleven months ended November 30, 1994 and twelve months
  ended December 31, 1993 ............................................   F-3

Statements of Financial Condition as of
  November 30, 1995 and 1994 .........................................   F-4

Statements of Changes in  Stockholder's  Equity for the twelve  months ended  November 30, 1995,  eleven months ended November 30, 1994 and
  twelve months ended December 31, 1993 ..............................   F-5

Statements  of Cash Flows for the twelve  months  ended  November 30,
  1995, eleven months ended November 30, 1994 and twelve months ended
  December 31, 1993 ..................................................   F-6

Notes to Financial Statements .................................   F-7 to F-9

Consent of Independent Auditors ......................................   F-10

Report of Independent Auditors

The Board of Directors and Stockholder of
Lehman CMO Inc.


We have audited the accompanying statements of financial condition of Lehman CMO Inc. as of November 30, 1995 and November 30, 1994, and the related statements of operations, changes in stockholder's equity and cash flows for the year ended November 30, 1995, for the eleven-month period ended November 30, 1994 and for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehman CMO Inc. at November 30, 1995 and 1994, and the results of its operations and its cash flows for the year ended November 30, 1995, for the eleven-month period ended November 30, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



                                                         ERNST & YOUNG LLP
January 10, 1996

                                 LEHMAN CMO INC.
                            STATEMENTS of OPERATIONS



                                           Twelve         Eleven         Twelve
                                           months          months        months
                                            ended          ended         ended
                                        November 30,   November 30, December, 31
                                           1995             1994          1993
Revenues:
    Interest .........................     $    306      $  1,823      $  3,950
                                           --------      --------      --------



Expenses:
    Compensation .....................       20,000        18,337        20,000

    General and administrative .......       28,151        32,017        24,191
                                           --------      --------      --------

                                             48,151        50,354        44,191
                                           --------      --------      --------



Loss before income tax benefit .......      (47,845)      (48,531)      (40,241)

Income tax benefit ...................      (22,033)      (22,234)      (18,531)
                                           --------      --------      --------


Net loss .............................     $(25,812)     $(26,297)     $(21,710)
                                           ========      ========      ========





                        See notes to financial statements



                                 LEHMAN CMO INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS


                                                       November 30, November 30,
                                                         1995          1994
                                                         ----------------------

Cash ..............................................       $ 14,901       $14,595
Income taxes receivable from affiliate ............         91,389        69,356
                                                          --------       -------

                                                          $106,290       $83,951
                                                          ========       =======



                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
    Payables to affiliates ............................     $ 40,615     $27,524
    Other liabilities and accrued expenses ............          566         510
                                                            --------     -------

                    Total liabilities .................       41,181      28,034
                                                            --------     -------

Stockholder's equity:

    Common stock, $1 par value; 100 shares
        authorized, issued and outstanding ............          100         100
    Additional paid-in capital ........................       44,904       9,900
    Retained earnings .................................       20,105      45,917
                                                            --------     -------

                    Total stockholder's equity ........       65,109      55,917
                                                            --------     -------

                                                            $106,290     $83,951
                                                            ========     =======



                        See notes to financial statements



                                 LEHMAN CMO INC.
                  STATEMENTS of CHANGES IN STOCKHOLDER'S EQUITY
                 for the twelve months ended November 30, 1995,
                    eleven months ended November 30, 1994 and
                      twelve months ended December 31, 1993

                                               Additional                Total
                                        Common   Paid-in    Retained    Stock-
                                         Stock   Capital     Earnings    Equity


Balance, December 31, 1992 ..........   $100   $ 9,900   $ 207,258    $ 217,258

Net loss ............................    --       --       (21,710)     (21,710)
                                        ----   -------   ---------    ---------

Balance, December 31, 1993 ..........    100     9,900     185,548      195,548

Net loss ............................    --       --       (26,297)     (26,297)

Capital distributions to parent .....    --       --      (113,334)    (113,334)
                                        ----   -------   ---------    ---------

Balance, November 30, 1994 ..........    100     9,900      45,917       55,917

Net loss ............................    --       --       (25,812)     (25,812)

Capital contributions from parent ...    --     35,004        --         35,004
                                        ----   -------   ---------    ---------

Balance, November 30, 1995 ..........   $100   $44,904   $  20,105    $  65,109
                                        ====   =======   =========    =========


                        See notes to financial statements

                                 LEHMAN CMO INC.
                            STATEMENTS of CASH FLOWS


                                                                                       Twelve months Eleven months Twelve months
                                                                                            Ended         Ended     Ended
                                                                                           November 30,   November 30,  December 31,
                                                                                                1995          1994        1993

Cash flows from operating activities:

    Net loss ...........................................................................     $(25,812)     $ (26,297)     $ (21,710)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Effect of changes in operating assets and liabilities:
            Income taxes receivable from affiliate .....................................      (22,033)       (22,234)       (18,531)
            Payables to affiliates .....................................................       13,091         19,486          8,038
            Other liabilities and accrued expenses .....................................           56         (2,066)         1,144
                                                                                             --------      ---------      ---------

            Net cash used in operating activities ......................................      (34,698)       (31,111)       (31,059)
                                                                                             --------      ---------      ---------


Cash flows from financing activities:

    Capital contributions (distributions)
      from/to parent ...................................................................       35,004       (113,334)          --
                                                                                             --------      ---------      ---------

       Cash provided by (used in)
          financing activities .........................................................       35,004       (113,334)          --
                                                                                             --------      ---------      ---------

Net increase (decrease) in cash ........................................................          306       (144,445)       (31,059)

Cash at the beginning of the year ......................................................       14,595        159,040        190,099
                                                                                             --------      ---------      ---------

        Cash at the end of the year ....................................................     $ 14,901      $  14,595      $ 159,040
                                                                                             ========      =========      =========

                        See notes to financial statements

                                 LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS


      1.       Organization:

               Lehman CMO Inc. (the "Company") is a special purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

               The Company derives its income from trading and/or interest earned on securities owned. Trading income includes the profit
               (loss) from the issuance and sale of securities and valuing securities owned, if any, at market value.

               The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the twelve months ended November 30, 1995. As of November 30, 1995, approximately $816 million was available for issuance under the registration statements referred to above.

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

               During the twelve months ended November 30, 1995, LCPI made capital contributions to the Company of $35,004. During the eleven months ended November 30, 1994, the Company made capital distributions to LCPI of $113,334.

     2.        Summary of Significant Accounting Policies

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

     3.        Related Party Transactions

               All Certificates used to collateralize the Bonds are purchased from and recorded at the affiliate's carrying value, which for broker/dealer affiliates represents market value.

               Certain  directors and officers of the Company are also directors
               and  officers  of  Lehman   Brothers  Inc.,   LCPI  and/or  other
               affiliates of the Company.


      3.       Related Party Transactions (continued)

               Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $20,000 for the twelve months ended November 30, 1995, $18,337 for the eleven months ended November 30, 1994 and $20,000 for the twelve months ended December 31, 1993 are included in general and administrative expenses in the accompanying Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

               Compensation expense includes amounts allocated to the Company by LCPI for compensation paid to certain common officers and directors of the Company and LCPI.

               The Company believes that amounts arising through related party transactions, including fees referred to above, are reasonable and approximate the amounts that would have been recorded if the Company operated as an unaffiliated entity.

     4. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

               The Company's activities are principally conducted with brokers, dealers and financial institutions. At November 30, 1995 and 1994, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

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

      6.       Change of Fiscal Year-End:

               During 1994, the Company changed its fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers.

     6.        Change of Fiscal Year-End (continued)

               The following is selected financial data for the eleven-month transition period ending November 30 and the comparable prior year period.


                                                         Eleven months ended
                                                  November 30,     November 30,
                                                    1994                1993
                                               --------------       ------------
                                                                    (Unaudited)

Revenues .....................................        $  1,823         $  3,627
Expenses .....................................          50,354           38,867
                                                      --------         --------
Loss before income tax benefit ...............         (48,531)         (35,240)
Income tax benefit ...........................         (22,234)         (16,354)
                                                      --------         --------
Net loss .....................................        $(26,297)        $(18,886)
                                                      ========         ========

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-11474) of Lehman CMO Inc. of our report dated January 10, 1996, with respect to the financial statements of Lehman CMO Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1995.



                                                             ERNST & YOUNG LLP



New York, New York
February 23, 1996