Form 10-Q
period 1996-04-12
LEHMAN CMO INC
filed 1996-04-12
CIK 742454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 1996

                                       or

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

                                  Yes X       No ___

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX

                                 LEHMAN CMO INC.

Cover
Index                                                                 Page

PART I   FINANCIAL INFORMATION

              Item 1 - Financial Statements                           2 - 7

              Item 2 - Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                         8

PART II  OTHER INFORMATION

              Item 1 - Legal Proceedings                                  9

              Item 2 - Changes in Securities                              9


              Item 3 - Defaults Upon Senior Securities                    9


              Item 4 - Submission of Matters to a Vote of
                       Security Holders                                   9

              Item 5 - Other Information                                  9


              Item 6 - Exhibits and Reports on Form 8-K                   9



SIGNATURES                                                               10

                         PART I - FINANCIAL INFORMATION


ITEM I - FINANCIAL STATEMENTS


                                 LEHMAN CMO INC.
                          INDEX to FINANCIAL STATEMENTS






Statement of Operations for the three months
         ended February 29, 1996 and February 28, 1995                        3

Statement of Financial Condition as of
         February 29, 1996 and November 30, 1995                              4

Statement of Cash Flows for the three months
         ended February 29, 1996 and February 28, 1995                        5


Notes to Financial Statements                                             6 - 7




                                 LEHMAN CMO INC.
                             STATEMENT of OPERATIONS

                                   (Unaudited)




                                                          Three months ended
                                                  February 29,     February 28,
                                                        1996            1995

Revenues:

    Interest .................................        $     77         $     51
                                                      --------         --------



Expenses:
    Compensation .............................           1,750            5,000

    General and administrative ...............           6,484           62,885
                                                      --------         --------

                                                         8,234           67,885
                                                      --------         --------


Loss before income tax benefit ...............          (8,157)         (67,834)

Income tax benefit ...........................          (3,757)         (31,238)
                                                      --------         --------

Net loss .....................................        $ (4,400)        $(36,596)
                                                      ========         ========


                       See notes to financial statements.



                                 LEHMAN CMO INC.
                        STATEMENT of FINANCIAL CONDITION


                                     ASSETS




                                                    February 29,    November 30,
                                                       1996           1995
                                                       --------------------
                                                            (Unaudited)


Cash .................................................   $ 14,979     $ 14,901
Income taxes receivable from affiliate ...............     95,146       91,389
                                                           -------      --------

                                                         $110,125     $106,290
                                                          ========    ========


              LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Payables to affiliates .............................. $ 42,656     $ 40,615
   Other liabilities and accrued expenses ...............   1,009          566
                                                             --------   --------

                    Total liabilities .................... 43,665       41,181
                                                           --------    --------

Stockholder's equity:
Common stock, $1 par value; 100 shares
      authorized, issued and outstanding ................      100         100
   Additional paid-in capital ............................  50,655      44,904
   Retained earnings .....................................  15,705      20,105
                                                           --------   --------

                    Total stockholder's equity ...........  66,460      65,109
                                                             --------   --------

                                                          $110,125    $106,290
                                                          ========    ========



                       See notes to financial statements.



                                 LEHMAN CMO INC.

                             STATEMENT of CASH FLOWS

                                   (Unaudited)


                                                           Three months ended

                                                       February 29, February 28,
                                                            1996        1995


Cash flows from operating activities:

  Net loss ...........................................    $ (4,400)    $(36,596)
                                                          --------     --------

  Adjustments to reconcile net
    loss to net cash used in operating activities:
      Effect of changes in operating assets
        and liabilities:
         Income taxes receivable from affiliate ......      (3,757)     (31,238)
         Payables to affiliates ......................       2,041       59,133
         Other liabilities and accrued expenses ......         443           24
                                                          --------     --------

            Total adjustments ........................      (1,273)      27,919
                                                          --------     --------

            Net cash used in operating activities ....      (5,673)      (8,677)
                                                          --------     --------

Cash flows from financing activities:

  Capital contributions by parent ....................       5,751        8,751
                                                          --------     --------

          Cash provided by financing activities ......       5,751        8,751
                                                          --------     --------

Net increase in cash .................................          78           74


Cash at the beginning of the period ..................      14,901       14,595
                                                          --------     --------

            Cash at the end of the period ............    $ 14,979     $ 14,669
                                                          ========     ========

                       See notes to financial statements.

                                 LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS

                                   ----------




1.       Organization:

         Lehman CMO Inc. (the "Company") is a limited purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc.
        ("Holdings").

         The Company derives its income from trading and/or interest earned on securities owned. Trading income includes the profit (loss) from the issuance and sale of securities and valuing securities owned, if any, at market value.

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the three months ended February 29, 1996. As of February 29, 1996, approximately $816 million was available for issuance under the registration statements referred to above.

         The Company has issued Bonds collateralized by Certificates. The Company has surrendered all future economic interests in the Bonds, Certificates and Collateral. According to the terms of the various trust agreements, the Bond and Certificate holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds and Certificates have been removed from the accompanying Statement of Financial Condition.

         During the three months ended February 29, 1996, LCPI made capital contributions to the Company of $5,751.

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

                                LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

 3.      Related Party Transactions:

         All Certificates used to collateralize the Bonds are purchased from and recorded at the affiliate's carrying value, which for broker/dealer affiliates represents market value.

         Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI, and/or other affiliates of the Company.

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $5,000 for the three months ended February 29, 1996 and February 28, 1995 are included in general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

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

 4.      Financial Instruments with Off-Balance Sheet Risk and
         Concentration of Credit Risk:

         The Company's activities are principally conducted with brokers, dealers and financial institutions. At February 29, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

 5.      Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair values of most on- and off-balance sheet financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statement of Financial Condition.

                                LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS

                                   ----------

         PART I - FINANCIAL INFORMATION, continued

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

         Set forth below is management's discussion and analysis of financial condition and results of operations for the three months ended February 29, 1996 and February 28 1995.

         During the three months ended February 29, 1996 and February 28, 1995, the Company had no issuances of securities. As such, no related income was recorded.

         Interest income increased from $51 during the three months ended February 28, 1995 to $77 during the three months ended February 29, 1996. Interest income reflects interest earned on interest bearing deposits during the period.

         General and administrative expenses includes management fees of $5,000 for the three months ended February 29, 1996 and February 28, 1995.

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



                                                              LEHMAN CMO INC.
                                                              (Registrant)







Date: April 12, 1996                                          /S/   Neal Leonard
                                                              Neal Leonard
                                                              President







Date: April 12, 1996                                          /S/ David Goldfarb
                                                              David Goldfarb
                                                              Controller