Form 10-Q
period 1996-07-10
LEHMAN CMO INC
filed 1996-07-10
CIK 742454

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
       (Mark one)
             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1996

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

                             Yes X           No ___

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of July 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                 LEHMAN CMO INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED MAY 31, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                          Page Number

      Item 1.     Financial Statements - (unaudited)

                  Statement of Operations -
                    Three and Six  Months Ended May 31, 1996
                    and 1995 ..................................       3

                  Statement of Financial Condition -
                    May 31, 1996 and November 30, 1995 ........       5

                  Statement of Cash Flows -
                    Six Months Ended May 31, 1996
                    and 1995...................................       6

                  Notes to Financial Statements................       7

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations      10

Part II.       OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K ............      11

Signatures.....................................................      12

                               LEHMAN CMO INC.
                           STATEMENT of OPERATIONS

                                 (Unaudited)



                                         Three months ended
                                  ----------------------------------
                                     May 31,            May 31,
                                       1996               1995
                                  ---------------    ---------------
Revenues:

    Interest                      $       79          $        77
                                  ---------------    ---------------

Expenses:
    Compensation                       1,250                5,000

    General and administrative         5,004              (51,301)
                                  ---------------    ---------------

                                       6,254              (46,301)
                                  ---------------    ---------------

(Loss) income before income tax
(benefit)
    provision                         (6,175)              46,378

Income tax (benefit) provision        (2,843)              21,358
                                  ---------------    ---------------

Net (loss) income                 $   (3,332)         $    25,020
                                  ===============    ===============




                      See notes to financial statements.

                               LEHMAN CMO INC.
                           STATEMENT of OPERATIONS

                                 (Unaudited)



                                          Six months ended
                                  ----------------------------------
                                     May 31,            May 31,
                                       1996               1995
                                  ---------------    ---------------
Revenues:

    Interest                       $     156           $    128
                                  ---------------    ---------------

Expenses:
    Compensation                       3,000             10,000

    General and administrative        11,488             11,584
                                  ---------------    ---------------
                                      14,488             21,584
                                  ---------------    ---------------

Loss before income tax benefit       (14,332)           (21,456)

Income tax benefit                    (6,600)            (9,880)
                                  ---------------    ---------------

Net loss                            $ (7,732)        $   (11,576)
                                   ==============    ===============




                      See notes to financial statements.

                               LEHMAN CMO INC.
                       STATEMENT of FINANCIAL CONDITION
                                 (Unaudited)

                                    ASSETS



                                              May 31,         November 30,
                                               1996               1995
                                           --------------     --------------

Cash                                           $  15,058       $  14,901

Income taxes receivable from affiliate            97,989          91,389
                                           --------------     --------------

                                               $ 113,047       $ 106,290
                                           ==============     ==============


                     LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
   Payables to affiliates                      $  43,906       $  40,615

   Other liabilities and accrued expenses          1,012             566
                                           --------------     --------------
                    Total liabilities             44,918          41,181
                                           --------------     --------------

Stockholder's equity:

   Common stock, $1 par value; 100 shares
      authorized, issued and outstanding             100             100
   Additional paid-in capital                     55,656          44,904
   Retained earnings                              12,373          20,105
                                           --------------     --------------
             Total stockholder's equity           68,129          65,109
                                           --------------     --------------

                                                $113,047       $ 106,290
                                             ==============   ==============



                      See notes to financial statements.

                                LEHMAN CMO INC.
                           STATEMENT of CASH FLOWS
                                  (Unaudited)


                                                   Six months ended
                                           ---------------------------------
                                              May 31,            May 31,
                                               1996               1995
                                           --------------     --------------

Cash flows from operating activities

Net loss                                   $   (7,732)       $ (11,576)

 Net change in:
  Income taxes receivable from affiliate       (6,600)          (9,880)
  Payables to affiliates                        3,291            4,077
  Other liabilities and accrued expenses          446               28
                                           --------------     --------------

     Net cash used in operating activities    (10,595)         (17,351)
                                           --------------     --------------

Cash flows from financing activities
  Capital contributions by parent              10,752           17,502
                                           --------------     --------------

     Cash provided by financing activities     10,752           17,502
                                           --------------     --------------

          Net change in cash                      157              151

Cash, beginning of the period                  14,901           14,595
                                           --------------     --------------

            Cash, end of the period        $   15,058         $ 14,746
                                           ==============     ==============



                      See notes to financial statements.

                               LEHMAN CMO INC.

                        NOTES to FINANCIAL STATEMENTS

                                  ----------


1.    Organization:

      Lehman CMO Inc. (the "Company") is a limited purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding capital stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Statement of Financial Condition at November 30, 1995 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1995.

      The Company derives its income from trading and/or interest earned on securities owned. Trading income includes the profit (loss) from the issuance and sale of securities and valuing securities owned, if any, at market value.

      The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the six months ended May 31, 1996. As of May 31, 1996, approximately $816 million was available for issuance under the registration statements referred to above.

      The Company has issued Bonds collateralized by Certificates. The Company has surrendered all future economic interests in the Bonds, Certificates and collateral. According to the terms of the various trust agreements, the Bond Certificate holders can look only to the related collateral for repayment of both principal and interest. In accordance with generally accepted accounting principles, the Bonds and Certificates have been removed from the accompanying Statement of Financial Condition.

      During the six months ended May 31, 1996, LCPI made capital contributions to the Company of $10,752.

                               LEHMAN CMO INC.

                        NOTES to FINANCIAL STATEMENTS

                                  ----------

  2.  Summary of Significant Accounting Policies:

      Income Taxes:

      The Company is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax (benefit) provision on a separate return basis in accordance with a tax allocation agreement between Holdings and its subsidiaries. The (benefit) provision for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

3.    Related Party Transactions:

      All Certificates used to collateralize the Bonds are purchased from and recorded at the affiliate's carrying value, which for broker/dealer affiliates represents market value.

      Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI, and/or other affiliates of the Company.

      Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $10,000 for the six months ended May 31, 1996 and 1995 are included in general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties. General and administrative expenses for the quarter ended May 31, 1995 include a reimbursement of $57,607 of intercompany expenses previously charged to the Company.

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

 4.   Financial Instruments with Off-Balance Sheet Risk and
      Concentration of Credit Risk:

      The Company's activities are principally conducted with brokers, dealers and financial institutions. At May 31, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

                               LEHMAN CMO INC.

                        NOTES to FINANCIAL STATEMENTS

                                  ----------

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

                               LEHMAN CMO INC.

                        NOTES to FINANCIAL STATEMENTS

                                  ----------


      PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Set forth below is management's discussion and analysis of financial condition and results of operations for the six months ended May 31, 1996 and 1995.

        During the six months ended May 31, 1996 and 1995, the Company had no issuances of securities. As such, no related income was recorded.

        Interest income increased from $128 and $77 during the six months and quarter ended May 31, 1995 to $156 and $79 during the six months and quarter ended May 31, 1996. Interest income reflects interest earned on interest bearing deposits during the period.

        General and administrative expenses includes management fees of $10,000 for the six months ended May 31, 1996 and 1995. General and administrative expenses for the quarter ended May 31, 1995 include a reimbursement of $57,607 of intercompany expenses previously charged to the Company.

                                 LEHMAN CMO INC.


                                   ----------



                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

The following exhibits and reports on Form 8-K are filed as part of this Quarterly Report, or where indicated, were heretofore filed and are hereby incorporated by reference:

(a)   Exhibits:

      27.   Financial Data Schedule


(b)   Reports on Form 8-K:

      None.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LEHMAN CMO INC.
                                          (Registrant)







Date: July 10, 1996                       /S/   Neal Leonard
                                          Neal Leonard
                                          President







Date: July 10, 1996                       /S/   Dave Goldfarb
                                          Dave Goldfarb
                                          Controller

                                                                      Exhibit 27