Form 10-Q
period 1996-10-11
LEHMAN CMO INC
filed 1996-10-11
CIK 742454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       or

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

                                 Yes X        No ___

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of October 1, 1996.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                 LEHMAN CMO INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED AUGUST 31, 1996

                                      INDEX

Part I.           FINANCIAL INFORMATION                              Page Number

   Item 1.  Financial Statements - (unaudited)

           Statement of Operations -
             Three and Nine Months Ended August 31, 1996
             and 1995  .....................................................  3

           Statement of Financial Condition -
             August 31, 1996 and November 30, 1995 ......................     5

           Statement of Cash Flows -
             Nine Months Ended August 31, 1996
             and 1995  ..................................................     6

           Notes to Financial Statements.................................     7

   Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations............         10

Part II.          OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K ..............................   11

Signatures   ............................................................... 12

                                 LEHMAN CMO INC.
                             STATEMENT of OPERATIONS

                                   (Unaudited)



                                                 Three months ended
                                  ----------------------------------------------
                                      August 31,                   August 31,
                                         1996                         1995
                                  --------------------        ------------------

Revenues

    Interest                            $      79                  $       75
                                  --------------------        ------------------



Expenses
    Compensation                            1,250                       5,000

    General and administrative              5,026                       11,513
                                  --------------------        ------------------

                                            6,276                       16,513
                                  --------------------        ------------------

Loss before income tax benefit             (6,197)                      (16,438)

Income tax benefit                         (2,854)                       (7,570)
                                  --------------------        ------------------

Net loss                                  $(3,343)                      $(8,868)
                                  ====================        ==================



                       See notes to financial statements.

                                 LEHMAN CMO INC.
                             STATEMENT of OPERATIONS

                                   (Unaudited)



                                                 Nine months ended
                                  ----------------------------------------------
                                      August 31,                   August 31,
                                         1996                         1995
                                  --------------------        ------------------

Revenues

    Interest                           $     235                    $    203
                                  --------------------        ------------------



Expenses
    Compensation                           4,250                      15,000

    General and administrative            16,514                      23,097
                                  --------------------        ------------------

                                          20,764                      38,097
                                  --------------------        ------------------

Loss before income tax benefit           (20,529)                    (37,894)

Income tax benefit                        (9,454)                    (17,450)
                                  --------------------        ------------------

Net loss                                $(11,075)                   $(20,444)
                                  ====================        ==================





                       See notes to financial statements.

                                 LEHMAN CMO INC.
                        STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS



                                                August 31,          November 30,
                                                   1996                1995
                                            --------------------   -------------

Cash                                                $ 15,137          $  14,901
Income taxes receivable from affiliate               100,843             91,389
                                            --------------------   -------------

                                                    $115,980           $106,290
                                            ====================   =============


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities
   Payables to affiliates                          $  50,181           $ 40,615
   Other liabilities and accrued expenses              1,013                566
                                          --------------------   ---------------

                                                      51,194             41,181
                                          --------------------   ---------------

Stockholder's equity

   Common stock, $1 par value; 100 shares
      authorized, issued and outstanding                 100                100
   Additional paid-in capital                         55,656             44,904
   Retained earnings                                   9,030             20,105
                                          --------------------   ---------------

          Total stockholder's equity                  64,786             65,109
                                          --------------------        ----------

                                                    $115,980           $106,290
                                          ====================        ==========



                       See notes to financial statements.

                                 LEHMAN CMO INC.
                             STATEMENT of CASH FLOWS
                                   (Unaudited)


                                                            Nine months ended
                                             -----------------------------------
                                                 August 31,           August 31,
                                                    1996                  1995
                                             --------------------  -------------

Cash flows from operating activities

Net loss                                            $(11,075)         $(20,444)

  Net change in:
   Income taxes receivable from affiliate             (9,454)          (17,450)
   Payables to affiliates                              9,566            11,841
   Other liabilities and accrued expenses                447                29
                                             --------------------  -------------

      Net cash used in operating activities          (10,516)          (26,024)
                                             --------------------  -------------

Cash flows from financing activities
  Capital contributions by parent                     10,752            26,253
                                             --------------------  -------------

      Cash provided by financing activities           10,752            26,253
                                             --------------------  -------------

      Net change in cash                                 236               229

Cash, beginning of the period                         14,901            14,595
                                             --------------------  -------------

      Cash, end of the period                        $15,137        $   14,824
                                             ====================   ============




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

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the nine months ended August 31, 1996. As of August 31, 1996, approximately $816 million was available for issuance under the registration statements referred to above.

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

         During the nine months ended August 31, 1996, LCPI made capital contributions to the Company of $10,752.

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

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $15,000 for the nine months ended August 31, 1996 and 1995 are included in general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

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

 4.      Financial Instruments with Off-Balance Sheet Risk and
         Concentration of Credit Risk:

         The Company's activities are principally conducted with brokers, dealers and financial institutions. At August 31, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

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

                          NOTES to FINANCIAL STATEMENTS

                                   ----------


         PART I - FINANCIAL INFORMATION, continued

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Set forth below is management's discussion and analysis of financial condition and results of operations for the nine months ended August 31, 1996 and August 31, 1995.

           During the nine months ended August 31, 1996 and 1995, the Company had no issuances of securities. As such, no related income was recorded.

           Interest income increased from $203 and $75 during the nine months and quarter ended August 31, 1995 to $235 and $79 during the nine months and quarter ended August 31, 1996. Interest income reflects interest earned on interest bearing deposits during the period.

           General and administrative expenses includes management fees of $15,000 for the nine months ended August 31, 1996 and 1995.

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



                                                       LEHMAN CMO INC.
                                                      (Registrant)







Date: October 11, 1996                                 /S/      Neal Leonard
                                                        Neal Leonard
                                                        President







Date: October 11, 1996                               /S/      Dave Goldfarb
                                                      Dave Goldfarb
                                                      Controller

                                                                   Exhibit 27