Form 10-K
LEHMAN CMO INC
filed 1997-02-28
CIK 742454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[x]                       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 30, 1996

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

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of February 24, 1997.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J (1) (a) AND (b) OF FORM 10-K AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                      INDEX
                                 LEHMAN CMO INC.
Cover
Index                                                                     Page

PART I
         Item 1 - Business                                                    1
         -----------------

         Item 2 - Properties                                                  1
         -------------------

         Item 3 - Legal Proceedings                                           1
         --------------------------

         Item 4 - Submission of Matters to a Vote of Security Holders         1
         ------------------------------------------------------------

PART II
         Item 5 - Market for Registrant's Common Stock
                       and Related Stockholder Matters                        2

         Item 6 - Selected Financial Data                                     2
         --------------------------------

         Item 7 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations          2
                       ---------------------------------------------

         Item 8 - Financial Statements and Supplementary Data                 3
         ----------------------------------------------------

         Item 9 - Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                 3

PART III
         Item 10 - Directors and Executive Officers
                        of the Registrant                                     3

         Item 11 - Executive Compensation                                     3
         --------------------------------

         Item 12 - Security Ownership of Certain Beneficial
                        Owners and Management                                 3

         Item 13 - Certain Relationships and Related Transactions             3
         --------------------------------------------------------

PART IV
         Item 14 - Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                               3

Signatures                                                                    4

                                     PART I

ITEM 1      Business

            Lehman CMO Inc. (the "Company") was incorporated in the State of Maryland on March 14, 1984 as a special purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

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

            The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in the principal amount not to exceed $5.5 billion. As of November 30, 1996, approximately $816 million was available for issuance under the registration statements referred to above.

ITEM 2      Properties

            The Company owns no physical properties.

ITEM 3      Legal Proceedings

            There are no pending legal proceedings.

ITEM 4      Submission of Matters to a Vote of Security Holders
------      ---------------------------------------------------

            Pursuant  to  General   Instruction   J  of  Form  10-K,   the
            information required by Item 4 is omitted.

                                     PART II

ITEM 5            Market for Registrant's Common Stock and Related
------            ------------------------------------------------
                  Stockholder Matters
                  -------------------

                  The Company's sole class of capital stock is its $1.00 par value common stock, which is all owned by LCPI. There is no public market for such common stock.

ITEM 6            Selected Financial Data

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 6 is omitted.

ITEM 7 Management's Discussion and Analysis of Financial Condition and Capital Resources and Results of Operations

                  Set forth below is management's discussion and analysis of financial condition and results of operations for the twelve months ended November 30, 1996 and 1995 and the eleven months ended November 30, 1994.

                  Financial Condition and Capital Resources

                  During the twelve months ended November 30, 1996 and 1995, the Company received capital contributions from LCPI of $10,752 and $35,004, respectively.

                  Results of Operations

                  For the twelve months ended November 30, 1996 and November 30, 1995:

                  No bonds were issued during the twelve months ended November 30, 1996. As such, no related revenues were generated during this period. Interest income decreased from $306 during the twelve months ended November 30, 1995 to $261 during the twelve months ended November 30, 1996 as a result of a decrease in interest bearing deposits during the period. General and administrative expenses includes management fees of $20,000 during the twelve months ended November 30, 1996 and 1995.

                  For the twelve months ended November 30, 1995 and eleven months ended November 30, 1994:

                  No Bonds were issued during the twelve months ended November 30, 1995. As such, no related revenues were generated during this period. Interest income decreased from $1,823 during the eleven months ended November 30, 1994 to $306 during the twelve months ended November 30, 1995 as a result of a decrease in interest bearing deposits during the period. General and administrative expenses includes management fees of $20,000 during the twelve months ended November 30, 1995 and $18,337 during the eleven months ended November 30, 1994.

ITEM 8            Financial Statements and Supplementary Data
------            -------------------------------------------

                  The financial statements required by this Item and included in this Report are referenced in the index appearing on page F-1.

ITEM 9            Changes in and Disagreements with Accountants on Accounting
------            -----------------------------------------------------------
                  and Financial Disclosure
                  ------------------------

                  Not applicable.

                                    PART III

ITEM 10           Directors and Executive Officers of the Registrant
-------           --------------------------------------------------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 10 is omitted.

ITEM 11           Executive Compensation

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 11 is omitted.

ITEM 12           Security Ownership of Certain Beneficial Owners and
-------           ---------------------------------------------------
                  Management
                  ----------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 12 is omitted.

ITEM 13           Certain Relationships and Related Transactions
-------           ----------------------------------------------

                  Pursuant  to  General   Instruction   J  of  Form  10-K,   the
                  information required by Item 13 is omitted.

                                                    PART IV

ITEM 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------    ----------------------------------------------------------------

           (a)        (1) and (2) Financial Statements and Schedules

                      See Index to Financial Statements appearing on Page F-1

                      (3) Exhibits

                          23. Consent of Ernst & Young LLP*
                          27. Financial Data Schedule*

           (b)        Reports on Form 8-K: None

           * Filed herewith

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


Date: February 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                     POSITION                               DATE

    NEAL LEONARD                  President                   February 24, 1997
    Neal Leonard

    DAVID GOLDFARB                Controller                  February 24, 1997
    David Goldfarb

    THEODORE P. JANULIS           Director                    February 24, 1997
    Theodore P. Janulis

    MARK L. ZUSY                  Chairman and Director       February 24, 1997
    ---------------------------    Mark L. Zusy

                                 LEHMAN CMO INC.

                          INDEX to FINANCIAL STATEMENTS


   Report of Independent Auditors                                           F-2

   Statements of Operations for the twelve months ended
     November 30, 1996 and 1995 and the eleven months ended
     November 30, 1994                                                     F-3

   Statements of Financial Condition as of
     November 30, 1996 and 1995                                            F-4

   Statements of Changes in Stockholder's
     Equity for the twelve months ended November 30, 1996 and 1995
     and the eleven months ended November 30, 1994                         F-5

   Statements of Cash Flows for the twelve months
     ended November 30, 1996 and 1995 and the eleven months ended
     November 30, 1994                                                     F-6

   Notes to Financial Statements                                    F-7 to F-9

Report of Independent Auditors

The Board of Directors and Stockholder of
Lehman CMO Inc.


We have audited the accompanying statements of financial condition of Lehman CMO Inc. (the "Company") as of November 30, 1996 and November 30, 1995, and the related statements of operations, changes in stockholder's equity and cash flows for the years ended November 30, 1996 and 1995 and for the eleven-month period ended November 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lehman CMO Inc. at November 30, 1996 and 1995, and the results of its operations and its cash flows for the years ended November 30, 1996 and 1995 and for the eleven-month period ended November 30, 1994, in conformity with generally accepted accounting principles.



                                                           ERNST & YOUNG LLP
February 21, 1997

                                 LEHMAN CMO INC.
                            STATEMENTS of OPERATIONS




                           Twelve months         Twelve months    Eleven months
                                ended               ended             ended
                             November 30,        November 30,      November 30,
                                1996                1995                1994
                         -----------------      -------------        -----------


Revenues:
 Interest                      $        261            $     306        $ 1,823
                                 --------------     ---------------     --------



Expenses:
 Compensation                         5,500               20,000         18,337

 General and administrative          21,490               28,151         32,017
                                 ----------------   ----------------  ----------

                                     26,990               48,151         50,354
                                 ----------------    ---------------  ----------



Loss before income tax benefit      (26,729)             (47,845)       (48,531)

Income tax benefit                  (12,309)             (22,033)       (22,234)
                                   ---------------  --------------   -----------


Net loss                           $(14,420)            $(25,812)      $(26,297)
                                 =================  ===============    =========






                        See notes to financial statements

                                 LEHMAN CMO INC.
                        STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS



                                                                    November 30,                November 30,
                                                                        1996                        1995
                                                                ----------------------      ----------------------

Cash                                                                   $  15,163                   $  14,901
Income taxes receivable from affiliate                                   103,698                      91,389
                                                                ----------------------      ----------------------

                                                                        $118,861                    $106,290
                                                                ======================      ======================



                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:
    Payables to affiliates                                              $ 56,432                    $ 40,615
    Other liabilities and accrued expenses                                   988                         566
                                                                ----------------------      ----------------------

                    Total liabilities                                     57,420                      41,181
                                                                ----------------------      ----------------------

Stockholder's equity:

    Common stock, $1 par value; 100 shares
        authorized, issued and outstanding                                   100                         100
    Additional paid-in capital                                            55,656                      44,904
    Retained earnings                                                      5,685                      20,105
                                                                ----------------------      ----------------------

                    Total stockholder's equity                            61,441                      65,109
                                                                ----------------------      ----------------------

                                                                        $118,861                    $106,290
                                                                ======================      ======================














                        See notes to financial statements

                                 LEHMAN CMO INC.
                  STATEMENTS of CHANGES IN STOCKHOLDER'S EQUITY
             for the twelve months ended November 30, 1996 and 1995
                and for the eleven months ended November 30, 1994


                                                                    Additional                                   Total
                                              Common Stock       Paid-in Capital          Retained           Stockholder's
                                                                                          Earnings               Equity
                                            -----------------    -----------------    -----------------    -------------------
Balance, December 31, 1993                         $100              $ 9,900              $185,548              $195,548

Net loss                                              -                    -               (26,297)              (26,297)

Capital distributions to parent                       -                    -              (113,334)             (113,334)
                                            -----------------    -----------------    -----------------    -------------------

Balance, November 30, 1994                          100                9,900                45,917                55,917

Net loss                                              -                    -               (25,812)              (25,812)

Capital contributions from parent                     -               35,004                     -                35,004
                                            -----------------    -----------------    -----------------    -------------------

Balance, November 30, 1995                          100               44,904                20,105                65,109

Net loss                                              -                    -               (14,420)              (14,420)

Capital contributions from parent                     -               10,752                      -               10,752
                                            -----------------    -----------------    -----------------    -------------------


Balance, November 30, 1996                         $100              $55,656             $   5,685              $ 61,441
                                            =================    =================    =================    ===================










                        See notes to financial statements

                                 LEHMAN CMO INC.
                            STATEMENTS of CASH FLOWS


                                                        Twelve months ended       Twelve months        Eleven months ended
                                                           November 30,               ended               November 30,
                                                               1996                November 30,               1994
                                                                                       1995
                                                        --------------------    -------------------    --------------------

Cash flows from operating activities:

    Net loss                                                   $(14,420)         $     (25,812)            $  (26,297)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Effect of changes in operating assets and liabilities:
            Income taxes receivable from affiliate              (12,309)               (22,033)               (22,234)
            Payables to affiliates                               15,817                 13,091                 19,486
            Other liabilities and accrued expenses                  422                     56                 (2,066)
                                                        --------------------    -------------------    --------------------

            Net cash used in operating activities              (10,490)                (34,698)               (31,111)
                                                        --------------------    -------------------    --------------------


Cash flows from financing activities:

    Capital contributions (distributions)
      from (to) parent                                           10,752                 35,004               (113,334)
                                                        --------------------    -------------------    --------------------

       Cash provided by (used in)
          financing activities                                   10,752                 35,004               (113,334)
                                                        --------------------    -------------------    --------------------

Net increase (decrease) in cash                                     262                    306               (144,445)

Cash at the beginning of the year                                14,901                 14,595                159,040
                                                        --------------------    -------------------    --------------------

Cash at the end of the year                                     $15,163            $    14,901            $    14,595
                                                        ====================    ===================    ====================






                        See notes to financial statements

                                 LEHMAN CMO INC.
                          NOTES to FINANCIAL STATEMENTS




      1.       Summary of Significant Accounting Policies

               Basis of Presentation

               Lehman CMO Inc. (the "Company") is a special purpose finance corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), an indirect wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings").

               The Company derives its income from trading and/or interest earned on securities owned. Trading income includes the profit
               (loss) from the issuance and sale of securities and valuing securities owned, if any, at market value.

               The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. As of November 30, 1996, approximately $816 million was available for issuance under the registration statements referred to above.

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

               The Company uses the trade date basis of accounting for recording principal transactions.

               Use of Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

               Income taxes

               The Company's income is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax benefit on a separate return basis in accordance with a tax allocation agreement between Holdings and its subsidiaries. The benefit for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

                                 LEHMAN CMO INC.
                          NOTES to FINANCIAL STATEMENTS


     2.        Related Party Transactions

               All Certificates used to collateralize the Bonds are purchased from and recorded at an affiliate's carrying value, which for broker/dealer affiliates represents fair value.

               Certain  directors and officers of the Company are also directors
               and  officers  of  Lehman   Brothers  Inc.,   LCPI  and/or  other
               affiliates of the Company.

               Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $20,000 for the twelve months ended November 30, 1996 and 1995, and $18,337 for the eleven months ended November 30, 1994 are included in general and administrative expenses in the accompanying Statements of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

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

     3. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

               The Company's activities are principally conducted with brokers, dealers and financial institutions. At November 30, 1996, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

     4.        Fair Value of Financial Instruments:

               Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to report the fair value of financial instruments, for which it is practicable to estimate that fair value. The scope of SFAS No. 107 excludes certain financial instruments, such as trade receivables and payables when the carrying value approximates the fair value, employee benefit obligations and all non-financial instruments, such as fixed assets. The fair value of the Company's assets and liabilities which qualify as financial instruments under SFAS No. 107 approximate the carrying amounts presented in the Statements of Financial Condition.

      5.       Change of Fiscal Year-End:

               During 1994, the Company changed its fiscal year-end from December 31 to November 30. Such a change to a non-calendar cycle shifts certain year-end administrative activities to a time period that conflicts less with the business needs of Holdings' institutional customers.

                                 LEHMAN CMO INC.
                          NOTES to FINANCIAL STATEMENTS


     6.       Accounting for Transfers of Financial Assets

               In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), which is effective for transactions occurring after December 31, 1996. SFAS No. 125 provides new accounting guidance for the transfer of financial assets, including securitizations, repurchase agreements and securities lending transactions. SFAS No. 125 outlines specific conditions which must be met for financial asset transfers to obtain either sale or financing treatment. Sale treatment is generally obtained if the seller meets the specified conditions to demonstrate that it has surrendered control over the assets; consequently the counterparty to the sale must recognize the related financial assets received. Financing treatment is generally obtained if the borrower agrees to repurchase substantially the same securities prior to maturity of the agreement while maintaining adequate collateral levels, provided that control of the securities is retained by the borrower (i.e. the owner of the securities has the ability to redeem the collateral on short notice).

               In December 1996, the FASB issued SFAS No. 127 deferring the effective date one year for certain provisions of SFAS No. 125 dealing with repurchase agreements, dollar repurchase agreements, securities lending and similar financing transactions.

               It is unlikely that SFAS No. 125 will have an impact on the Company's financial condition.

                                                                    Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-11474) of Lehman CMO Inc. of our report dated February 21, 1997, with respect to the financial statements of Lehman CMO Inc. included in this Annual Report (Form 10-K) for the year ended November 30, 1996.



                                                              ERNST & YOUNG LLP



New York, New York
February 24, 1997

                                                                     Exhibit 27