Form 10-Q
period 1997-02-28
LEHMAN CMO INC
filed 1997-04-11
CIK 742454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
       (Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

                                       or

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

                           Yes X                  No ___

Registrant had 100 shares of common stock outstanding (all owned indirectly by Lehman Brothers Holdings Inc.) as of March 31, 1997.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND THEREFORE IS FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT CONTEMPLATED THEREBY.

                                 LEHMAN CMO INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED FEBRUARY 28, 1997

                                      INDEX

Part I.           FINANCIAL INFORMATION                           Page Number

  Item 1.      Financial Statements - (unaudited)

                    Statement of Operations -
                      Three Months Ended February 28, 1997
                      and February 29, 1996............................   3

                    Statement of Financial Condition -
                      February 28, 1997 and November 30, 1996 .........   4

                    Statement of Cash Flows -
                      Three Months Ended February 28, 1997
                      and February 29, 1996............................   5

                    Notes to Financial Statements......................   6

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........   9

Part II.          OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K .......................   10

Signatures   ..........................................................   11

Exhibit

                                 LEHMAN CMO INC.
                             STATEMENT of OPERATIONS

                                   (Unaudited)



                                              Three months ended
                                ------------------------------------------------
                                February 28 1997             February 29 1996
                                -------------------        ---------------------
Revenues:

    Interest                                               $             77
                                                -
                                -------------------        ---------------------



Expenses:

    Compensation                          1,250                       1,750

    General and administrative            5,246                       6,484
                                -------------------        ---------------------

                                          6,496                       8,234
                                -------------------        ---------------------

Loss before income tax benefit           (6,496)                     (8,157)

Income tax benefit                       (2,991)                     (3,757)
                                -------------------        ---------------------

Net loss                          $      (3,505)              $      (4,400)
                                ===================        =====================




                       See notes to financial statements.

                                 LEHMAN CMO INC.
                        STATEMENT of FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS



                                              February 28            November 30
                                                   1997                   1996
                                             -------------------- --------------
Cash                                         $     14,967              15,163
Income taxes receivable from
affiliate                                         106,689             103,698
                                             --------------------    -----------

                                             $    121,656         $   118,861
                                             ====================    ===========


                      LIABILITIES and STOCKHOLDER'S EQUITY

Liabilities:

   Payables to affiliates                    $     61,481          $   56,432

   Other liabilities and accrued             $      2,239                 988
   expenses
                                               -------------------     ---------

                    Total liabilities              63,720              57,420

                                             --------------------    -----------

Stockholder's equity:
Common stock, $1 par value; 100 shares
      authorized, issued and outstanding              100                 100
   Additional paid-in capital                      55,656              55,656
   Retained earnings                                2,180               5,685
                                             --------------------    -----------

                    Total stockholder's equity     57,936              61,441
                                             --------------------    -----------

                                           $      121,656            $ 118,861
                                             ====================    ===========


                       See notes to financial statements.

                                 LEHMAN CMO INC.
                             STATEMENT of CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                  ------------------------------
                                                     February 28   February 29
                                                        1997          1996
                                                  ---------------- -------------

Cash flows from operating activities

Net loss                                                 $(3,505)     $(4,400)

  Net change in:
         Income taxes receivable from affiliate           (2,991)      (3,757)
         Payables to affiliates                            5,049        2,041
         Other liabilities and accrued expenses            1,251          443
                                                  ---------------- -------------

            Net cash used in operating activities           (196)      (5,673)
                                                  ---------------- -------------

Cash flows from financing activities
  Capital contributions by parent                              -        5,751
                                                  ---------------- -------------

          Cash provided by financing activities                -        5,751
                                                  ---------------- -------------

          Net change in cash                                (196)          78

Cash, beginning of the period                             15,163        14,901
                                                  ---------------- -------------

            Cash, end of the period                      $14,967      $14,979
                                                  ================ =============




                                      See notes to financial statements.

                                 LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS

                                   ----------


1.       Organization:

         Lehman  CMO  Inc.  (the   "Company")  is  a  limited   purpose  finance
         corporation organized for the purpose of issuing and selling Mortgage-Backed Sequential Pay Bonds (the "Bonds") collateralized primarily by pass-through mortgage-backed certificates and/or mortgage loans (the "Certificates"). All of the outstanding common stock is owned by Lehman Commercial Paper Inc. ("LCPI"), a wholly owned subsidiary of Lehman Brothers Holdings Inc. ("Holdings"). The Company's financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission with respect to the Form 10-Q and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. The Statement of Financial Condition at November 30, 1996 was derived from the audited financial statements. It is recommended that these financial statements be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the twelve months ended November 30, 1996.

         The Company derives its income from trading and/or interest earned on securities owned and interest bearing deposits. Trading income includes the profit (loss) from the issuance and sale of securities and valuing securities owned, if any, at fair value.

         The Company has filed registration statements on Form S-3 with the Securities and Exchange Commission (the "Commission") which permit the Company to issue, from time to time, Bonds in principal amount not to exceed $5.5 billion. No Bonds have been issued for the three months ended February 28, 1997. As of February 28, 1997, approximately $816 million was available for issuance under the registration statements referred to above.

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

         During the three months ended February 28, 1997, LCPI made no capital contributions to the Company.

                                LEHMAN CMO INC.

                          NOTES to FINANCIAL STATEMENTS

                                   ----------


 2.      Summary of Significant Accounting Policies:

         Income Taxes:

         The Company's loss is included in the consolidated U.S. federal income tax return of Holdings and in combined state and local returns with other affiliates of Holdings. The Company computes its income tax benefit on a separate return basis in accordance with a tax allocation agreement between Holdings and its subsidiaries. The benefit for income taxes is greater than that calculated by applying the statutory federal income tax rate principally due to state and local taxes.

3.       Related Party Transactions:

         Mortgage collateral purchased from affiliates and the resulting Bonds sold to affiliates are all recorded at fair value.

         Certain directors and officers of the Company are also directors and officers of Lehman Brothers Inc., LCPI, and/or other affiliates of the Company.

         Pursuant to a management agreement (the "Agreement"), the Company is charged a management fee for various services rendered on its behalf by LCPI. The Agreement provides for an allocation of costs based upon the level of activity processed by LCPI on behalf of the Company. Management fees of $5,000 for the three months ended February 28, 1997 and February 29, 1996 are included in general and administrative expenses in the accompanying Statement of Operations. The Agreement is renewable each year unless expressly terminated or renegotiated by the parties.

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

 4. Financial Instruments with Off-Balance Sheet Risk and Concentration of Credit Risk:

         The Company's activities are principally conducted with brokers, dealers and financial institutions. At February 28, 1997, the Company had no material individual counterparty concentration of credit risk, or any financial instruments with off-balance-sheet risk.

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

                                 LEHMAN CMO INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF ANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


         During the three months ended February 28, 1997 and February 29, 1996, the Company had no issuances of securities. As such, no related income was recorded.

         Interest income reflects interest earned on interest bearing deposits during the period.

         General and administrative expenses includes management fees of $5,000 for the three months ended February 28, 1997 and February 29, 1996.

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



                                      LEHMAN CMO INC.
                                      (Registrant)







Date: April 11, 1997                  /S/      Neal Leonard
                                      Neal Leonard
                                      President







Date: April 11, 1997                  /S/      David Goldfarb
                                      David Goldfarb
                                      Controller